Form 10-Q
period 2025-09-30
Solarius Capital Acquisition Corp.
filed 2025-11-13
CIK 2065948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 17,700,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOLARIUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

ASSETS
Current assets:
Cash and cash equivalents	$1,266,950
Prepaid expenses – current	95,000
Total Current Assets	1,361,950
Prepaid expenses – non-current	57,298
Investments held in Trust account	174,260,001
Total Assets	$175,679,249

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	91,188
Accounts payable	5,513
Due to related party	47,395
Total Current liabilities	144,096
Deferred underwriting commissions	7,350,000
Total Liabilities	7,494,096

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.10 per share	174,260,001

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	45
Class B ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(6,075,468)
Total Shareholders’ Deficit	(6,074,848)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$175,679,249

The accompanying notes are an integral part of these condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Period from April 1, 2025 (inception) Through September 30, 2025
Formation, general and administrative expenses	$201,298	$278,312
Administrative expense – related party	73,548	73,548
Loss from operations	(274,846)	(351,860)
Other income:
Income on investments in Trust Account	897,501	897,501
Dividend and interest income	7,654	7,654
Other income, net	905,155	905,155
Net income	$630,309	$553,295

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,250,000	7,163,934
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.04

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	371,739	186,885
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.03	$0.04

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares(1)	5,619,565	5,311,475
Basic net income per share, non-redeemable Class B ordinary shares	$0.03	$0.04

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000
Diluted net income per share, non-redeemable Class B ordinary shares	$0.03	$0.04

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (Note 6). On July 17, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM APRIL 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(77,014)	(77,014)
Balance – June 30, 2025	—	—	5,750,000	$575	$24,425	$(77,014)	$(52,014)
Fair value of Public Warrants included in Public Units	—	—	—	—	3,092,629	—	3,092,629
Sale of Private Placement Units	450,000	45	—	—	4,499,955	—	4,500,000
Allocated value of transaction costs to warrants	—	—	—	—	(169,568)	—	(169,568)
Reimbursement of underwriting fees	—	—	—	—	65,000	—	65,000
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(7,512,441)	(6,628,763)	(14,141,204)
Net income	—	—	—	—	—	630,309	630,309
Balance – September 30, 2025	450,000	$45	5,750,000	$575	$—	$(6,075,468)	$(6,074,848)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (Note 6). On July 17, 2025, the underwriters fully exercised their over-allotment option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$553,295
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	27,343
Formation, general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Income on investments in Trust Account	(897,501)
Changes in operating assets and liabilities:
Due to related party	47,395
Prepaid expenses	(152,298)
Accrued expenses	91,188
Accounts payable	5,513
Net cash used in operating activities	(300,065)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	172,500,000
Proceeds from Private Placement Units	4,500,000
Payment of underwriting fee, net	(1,435,000)
Payment of promissory note – related party	(223,827)
Proceeds from promissory note – related party	180,000
Payment of offering costs	(591,658)
Net cash provided by financing activities	174,929,515

Net change in cash	1,266,950
Cash – beginning of period	—
Cash – end of period	$1,266,950

Non-Cash Investing and Financing Activities:
Deferred offering costs paid through promissory note – related party	$16,484
Deferred underwriting commissions	$7,350,000
Remeasurement of Class A ordinary shares subject to possible redemption	$14,141,204

The accompanying notes are an integral part of these condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from April 1, 2025 (inception) through September 30, 2025 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $9,458,142, consisting of $1,500,000 of net upfront underwriting discounts ($3,000,000 of upfront underwriting discounts less $1,500,000 reimbursement from the underwriters), $7,350,000 of deferred underwriting fees and $608,142 of other offering costs. Subsequent to the Initial Public Offering, the underwriters reimbursed the Company $65,000 of underwriting discounts paid to them at closing.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,266,950 of cash and cash equivalents and working capital of $1,217,854. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of Founder Shares (as defined in Note 6), and up to $400,000 under the Promissory Note (as defined in Note 6). On July 17, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,500,000 of reimbursements from the underwriters for certain expenses and fees. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 8-K as of July 17, 2025, as filed with the SEC on July 24, 2025, which contains the Company’s audited balance sheet and notes thereto. The interim results for the period from April 1, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $1,266,950 in cash equivalents as of September 30, 2025.

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

Transaction costs amounted to $9,458,142, consisting of $1,500,000 of net upfront underwriting discounts ($3,000,000 of upfront underwriting discounts less $1,500,000 reimbursement from the underwriters), $7,350,000 of deferred underwriting fees and $608,142 of other offering costs. Subsequent to the Initial Public Offering, the underwriters reimbursed the Company $65,000 of underwriting discounts paid to them at closing.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Public Warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the 5,750,000 Public Warrants in the calculation of diluted net income (loss) per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended
	September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$443,741	$11,576	$174,992
Denominator:
Basic weighted average ordinary shares outstanding	14,250,000	371,739	5,619,565
Basic net income per ordinary share	$0.03	$0.03	$0.03

Diluted net loss per ordinary shares:
Numerator:
Allocation of net income, diluted	$440,900	$11,502	$177,907
Denominator:
Diluted weighted average ordinary shares outstanding	14,250,000	371,739	5,750,000
Diluted net income per ordinary share	$0.03	$0.03	$0.03

	For the Period from April 1, 2025 (inception) through
	September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$313,037	$8,166	$232,092
Denominator:
Basic weighted average ordinary shares outstanding	7,163,934	186,885	5,311,475
Basic net income per ordinary share	$0.04	$0.04	$0.04

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$302,559	$7,893	$242,843
Denominator:
Diluted weighted average ordinary shares outstanding	7,163,934	186,885	5,750,000
Diluted net income per ordinary share	$0.04	$0.04	$0.04

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,092,629)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,288,574)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	14,141,204
Class A ordinary shares subject to possible redemption at September 30, 2025	$174,260,001

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

September 30, 2025
Cash	$1,266,950
Investments held in Trust Account	$174,260,001

	For the Three Months Ended September 30,	For the Period from April 1, 2025 (inception) Through September 30,
	2025	2025
Formation, general and administrative expenses	$201,298	$278,312
Administrative expense – related party	$73,548	$73,548
Income on investments in Trust Account	$897,501	$897,501

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

Promissory Note - Related Party

On April 3, 2025, the Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of July 17, 2025, the Company had borrowed $223,827 under the Promissory Note. On July 17, 2025, the Company paid $249,981 to the Sponsor, resulting in an overpayment of $26,154 that was recorded as a due from related party. On September 30, 2025, the Sponsor paid the Company $26,154. As a result, the related party receivable has been reduced to $0. The Promissory Note was non-interest bearing and no amounts are outstanding as of September 30, 2025. Borrowings under the Promissory Note are no longer available.

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

As of September 30, 2025, there was $47,395 due to related party pursuant to the Administrative Services and Indemnification Agreement. The Company incurred $73,548 for the three months ended September 30, 2025 and for the period from April 1, 2025 (inception) through September 30, 2025. Amounts have been included in administrative expense – related party in the accompanying unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Any Working Capital Loans are convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”) at the option of the lender. As of September 30, 2025, the Company had no Working Capital Loans.

Note 7 - Commitments and Contingencies

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation, changes to trade and tariffs, immigration, energy and other policies resulting from the new U.S. administration, changes in interest rate policies, economic conditions and tensions involving China, U.S. federal government shutdowns and geopolitical instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. In response to the ongoing war between Russia and Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 8 – Shareholder’s Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 400,000,000 Class A ordinary shares, par value of $0.0001 per share. At September 30, 2025, 450,000 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue a total of 80,000,000 Class B ordinary shares, par value of $0.0001 per share. On April 4, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. At September 30, 2025, there were 5,750,000 shares of Class B ordinary shares issued and outstanding..

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

Warrants - As of September 30, 2025, there were 8,850,000 Warrants outstanding, including 8,625,000 Public Warrants and 225,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 9 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$174,260,001	$—	$—

Upon consummating the Initial Public Offering on July 17, 2025, the Public Warrants were valued using a Black-Scholes Simulation Model. The Public Warrants were valued using Level 3 inputs and have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

July 17, 2025
Implied Class A Ordinary Share price	$9.86
Exercise price	$11.50
Simulation term (years)	6.75
Risk-free rate	4.19%
Selected volatility	2.80%
Calculated value per Warrant	$0.36
Market adjustment	30.20%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

On July 17, 2025, we consummated our Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 450,000 Private Placement Units, in a private placement to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,500,000.

We incurred offering costs of $9,458,142, consisting of $1,500,000 of net upfront underwriting discounts ($3,000,000 of upfront underwriting discounts less $1,500,000 reimbursement from the underwriters), $7,350,000 of deferred underwriting fee, and $608,142 of other offering costs.

Upon the closing of the Initial Public Offering and the private placement, $173,362,500 ($10.05 per Unit) of the net proceeds of the sale of the Units and the Private Placement Units were placed in a U.S.-based trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

Results of Operations

As of September 30, 2025, we had not commenced any operations. All activity from inception through September 30, 2025 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $630,309, which consisted of income on investments held in the Trust Account of $897,501 and dividend and interest income of $7,654, offset by formation, general and administrative expenses of $201,298 and administrative expense – related party of $73,548.

For the period from April 1, 2025 (inception) through September 30, 2025, we had net income of $553,295, which consisted of income on investments held in the Trust Account of $897,501 and dividend and interest income of $7,654, offset by formation, general and administrative expenses of $278,312 and administrative expense – related party of $73,548.

Liquidity and Capital Resources

As of September 30, 2025, we had $1,266,950 in cash and cash equivalents held outside of the Trust Account and working capital of $1,217,854.

Until the consummation of the Initial Public Offering, our only source of liquidity was from the $25,000 of proceeds from our Sponsor’s purchase of Class B ordinary shares, par value $0.0001 per share, and a loan of $223,827 from our Sponsor pursuant to a promissory note to cover certain expenses.

Following our Initial Public Offering and the sale of Private Placement Units to the Sponsor, a total of $173,362,500 was placed in the Trust Account.

For the period from April 1, 2025 (inception) through September 30, 2025, net cash used in operating activities was $300,065. Net income of $553,295, was adjusted by formation, general and administrative expenses paid by Sponsor under promissory note – related party of $27,343, formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares of $25,000, income on investments in Trust Account of $897,501, and $8,204 changes in operating assets and liabilities. Net cash used in investing activities was $173,362,500 related to the funding of the Trust Account. Net cash provided by financing activities was $174,929,515 related to $171,000,000 of net proceeds from the issuance of ordinary shares, $4,500,000 of proceeds from sale of Private Placement Units, $65,000 reimbursement of underwriting fees, and $180,000 of proceeds from promissory note from Sponsor, offset by repayment of promissory note to Sponsor of $223,827 and $591,658 payments of deferred offering costs.

As of September 30, 2025, we had marketable securities held in the Trust Account of $174,260,001 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash and cash equivalents of $1,266,950 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report on Form 10-Q are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2025, we did not have any outstanding working capital loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2025.

The underwriters of the Initial Public Offering are entitled to deferred underwriting commissions of 4.0% of the gross proceeds of the Initial Public Offering (excluding the gross proceeds pursuant to the exercise of the underwriters’ over-allotment option) and 6.0% of the gross proceeds pursuant to the exercise of the underwriters’ over-allotment option. Upon and concurrently with the completion of a Business Combination, up to $7,350,000, which constitutes the underwriters’ deferred commissions, will be paid to the underwriters from the funds held in the Trust Account as follows: (i) a cash payment of $2,000,000 and (ii) up to $5,350,000 of the aggregate gross proceeds of the Initial Public Offering, representing the remaining deferred commissions, which will be reduced based on the percentage of total funds from the Trust Account released to pay redeeming shareholders.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

SOLARIUS CAPITAL ACQUISITION CORP.

Date: November 13, 2025		/s/ Richard H. Haywood, Jr.
	Name:	Richard H. Haywood, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony DeLuca
	Name:	Anthony DeLuca
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)