Form 10-Q
period 2026-03-31
Solarius Capital Acquisition Corp.
filed 2026-05-14
CIK 2065948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 17,700,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOLARIUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SOLARIUS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEET

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,097,917	$1,229,956
Prepaid expenses – current	136,250	72,500
Total Current Assets	1,234,167	1,302,456
Prepaid expenses – non-current	21,048	39,173
Cash and cash equivalents held in Trust Account	177,559,894	175,986,308
Total Assets	$178,815,109	$177,327,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$118,780	$90,000
Accounts payable	12,150	30,224
Due to related party	227,395	137,395
Total Current Liabilities	358,325	257,619
Deferred underwriting commissions	7,350,000	7,350,000
Total Liabilities	7,708,325	7,607,619

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at an approximate redemption value of $10.29 and $10.20 at March 31, 2026 and December 31, 2025, respectively	177,559,894	175,986,308

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	45	45
Class B ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,453,730)	(6,266,610)
Total Shareholders’ Deficit	(6,453,110)	(6,265,990)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$178,815,109	$177,327,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2026
General and administrative expenses	$107,685
Administrative expense – related party	90,000
Loss from operations	(197,685)
Other income:
Income on cash and cash equivalents in Trust Account	1,573,586
Dividend and interest income	10,565
Other income, net	1,584,151
Net income	$1,386,466

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	450,000
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000
Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	450,000	$45	5,750,000	$575	$—	$(6,266,610)	$(6,265,990)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,573,586)	(1,573,586)
Net income	—	—	—	—	—	1,386,466	1,386,466
Balance – March 31, 2026	450,000	$45	5,750,000	$575	$—	$(6,453,730)	$(6,453,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$1,386,466
Adjustments to reconcile net income to net cash used in operating activities:
Income on cash and cash equivalents in Trust Account	(1,573,586)
Changes in operating assets and liabilities:
Due to related party	90,000
Prepaid expenses	(45,625)
Accrued expenses	28,780
Accounts payable	(18,074)
Net cash used in operating activities	(132,039)

Net change in cash	(132,039)
Cash – beginning of period	1,299,956
Cash – end of period	$1,097,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from April 1, 2025 (inception) through March 31, 2026 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $1,097,917 of cash and cash equivalents and working capital of $875,842. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of Founder Shares (as defined in Note 6), and up to $400,000 under the Promissory Note (as defined in Note 6). On July 17, 2025, the Promissory Note was repaid in full. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,500,000 of reimbursements from the underwriters for certain expenses and fees. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $1,097,917 and $1,229,956 in cash equivalents, respectively, as of March 31, 2026 and December 31, 2025.

Cash and Cash Equivalents held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds and are treated as cash equivalents, amounting to $177,559,894 and $175,986,308, respectively.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares will be charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants have been charged to shareholder’s equity, as the Public Warrants and Private Placement Warrants, after management’s evaluation, have been accounted for under equity treatment.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended
	March 31, 2026
	Class A Redeemable	Class A Non- redeemable	Class B Non- redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,019,895	$26,606	$339,965
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	450,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,092,629)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,288,574)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	15,867,511
Class A ordinary shares subject to possible redemption at December 31, 2025	175,986,308
Accretion of Class A ordinary shares subject to possible redemption	1,573,586
Class A ordinary shares subject to possible redemption at March 31, 2026	$177,559,894

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this standard effective January 1, 2025 and determined there is no material impact on its financial position, results of operations or cash flows.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which includes the following:

March 31, 2026
Cash and cash equivalents	$1,097,917
Cash and cash equivalents held in Trust Account	$177,559,894

For the Three Months Ended
March 31, 2026
General and administrative expenses	$107,685
Administrative expense – related party	$90,000
Income on cash and cash equivalents in Trust Account	$1,573,586

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statement of operations, are the significant segment information provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

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

Promissory Note - Related Party

On April 3, 2025, the Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of July 17, 2025, the Company had borrowed $223,827 under the Promissory Note. On July 17, 2025, the Company paid $249,981 to the Sponsor, resulting in an overpayment of $26,154 that was recorded as a due from related party. On December 31, 2025, the Sponsor paid the Company $26,154. As a result, the related party receivable has been reduced to $0. The Promissory Note was non-interest bearing and no amounts are outstanding as of March 31, 2026 and December 31, 2025. Borrowings under the Promissory Note are no longer available.

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

As of March 31, 2026 and December 31, 2025, there was $227,395 and $137,395, respectively, due to related party pursuant to the Administrative Services and Indemnification Agreement. The Company incurred $90,000 for the three months ended March 31, 2026. Amounts have been included in administrative expense – related party in the accompanying condensed statement of operations.

Related Party Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Any Working Capital Loans are convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”) at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company had no Working Capital Loans.

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

Note 8 – Shareholder’s Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 400,000,000 Class A ordinary shares, par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, 450,000 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue a total of 80,000,000 Class B ordinary shares, par value of $0.0001 per share. On April 4, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. At March 31, 2026 and December 31, 2025, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

Warrants - As of March 31, 2026 and December 31, 2025, there were 8,850,000 Warrants outstanding, including 8,625,000 Public Warrants and 225,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

As of March 31, 2026, we had not commenced any operations. All activity from inception through March 31, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,386,466, which consisted of income on Money Market Funds held in the Trust Account of $1,573,586 and dividend and interest income of $10,565, and offset by general and administrative expenses of $107,685 and administrative expense – related party of $90,000.

Liquidity and Capital Resources

As of March 31, 2026, we had $1,097,917 in cash and cash equivalents held outside of the Trust Account and working capital of $875,842.

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

For the three months ended March 31 2026, net cash used in operating activities was $132,039. Net income of $1,386,466, was adjusted by income on investments in Trust Account of $1,573,586, and $55,081 changes in operating assets and liabilities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $177,559,894 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash and cash equivalents of $1,097,917 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of March 31, 2026, we did not have any outstanding working capital loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the SEC on March 20, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SOLARIUS CAPITAL ACQUISITION CORP.

Date: May 14, 2026		/s/ Richard H. Haywood, Jr.
	Name:	Richard H. Haywood, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony DeLuca
	Name:	Anthony DeLuca
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)