Form 10-Q
period 2026-06-30
Solarius Capital Acquisition Corp.
filed 2026-08-13
CIK 2065948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 17,700,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOLARIUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SOLARIUS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,019,450	$1,229,956
Prepaid expenses – current	118,023	72,500
Total Current Assets	1,137,473	1,302,456
Prepaid expenses – non-current	2,923	39,173
Cash and cash equivalents held in Trust Account	179,150,299	175,986,308
Total Assets	$180,290,695	$177,327,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$146,708	$90,000
Accounts payable	5,215	30,224
Due to related party	317,395	137,395
Total Current Liabilities	469,318	257,619
Deferred underwriting commissions	7,350,000	7,350,000
Total Liabilities	7,819,318	7,607,619

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at an approximate redemption value of $10.39 and $10.20 at June 30, 2026 and December 31, 2025, respectively	179,150,299	175,986,308

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	45	45
Class B ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,679,542)	(6,266,610)
Total Shareholders’ Deficit	(6,678,922)	(6,265,990)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$180,290,695	$177,327,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period From April 1, 2025 (Inception) Through
	June 30,	June 30,	June 30,
	2026	2026	2025
General and administrative expenses	$145,472	$253,157	$77,014
Administrative expense – related party	90,000	180,000	—
Loss from operations	(235,472)	(433,157)	(77,014)

Other income:
Income on cash and cash equivalents in Trust Account	1,590,405	3,163,991	—
Dividend and interest income	9,660	20,225	—
Other income, net	1,600,065	3,184,216	—
Net income (loss)	$1,364,593	$2,751,059	$(77,014)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.12	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	450,000	450,000	—

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.06	$0.12	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000	5,000,000 (1)

Basic and diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$0.12	$(0.02)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 6). On July 17, 2025, the underwriters fully exercised their Over-Allotment Option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	450,000	$45	5,750,000	$575	$—	$(6,266,610)	$(6,265,990)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,573,586)	(1,573,586)
Net income	—	—	—	—	—	1,386,466	1,386,466
Balance – March 31, 2026 (unaudited)	450,000	$45	5,750,000	$575	$—	$(6,453,730)	$(6,453,110)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,590,405)	(1,590,405)
Net income	—	—	—	—	—	1,364,593	1,364,593
Balance – June 30, 2026 (unaudited)	450,000	$45	5,750,000	$575	$—	$(6,679,542)	$(6,678,922)

FOR THE PERIOD FROM APRIL 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class B		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(77,014)	(77,014)
Balance as of June 30, 2025	5,750,000	$575	$24,425	$(77,014)	$(52,014)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 6). On July 17, 2025, the underwriters fully exercised their Over-Allotment Option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Period From April 1, 2025 (Inception) Through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,751,059	$(77,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note – related party	—	27,343
Formation, general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income on cash and cash equivalents in Trust Account	(3,163,991)	—
Changes in operating assets and liabilities:
Prepaid expenses	(9,273)	—
Due to related party	180,000	—
Accounts payable	(25,009)	12,758
Accrued expenses	56,708	8,440
Net cash used in operating activities	(210,506)	(3,473)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	120,000
Payment of offering costs		(108,254)
Net cash provided by financing activities	—	11,746

Net change in Cash and cash equivalents	(210,506)	8,273
Cash and cash equivalents – Beginning of period	1,229,956	—
Cash and cash equivalents – End of period	$1,019,450	$8,273

Non-cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$341,483

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from April 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,019,450 of cash and cash equivalents and working capital of $668,155. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of Founder Shares (as defined in Note 6), and up to $400,000 under the Promissory Note (as defined in Note 6). On July 17, 2025, the Promissory Note was repaid in full.

The Company has until April 17, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements – Going Concern (“ASC 205-40”) management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 17, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $1,019,450 and $1,229,956 in cash equivalents, respectively, as of June 30, 2026 and December 31, 2025.

Cash and Cash Equivalents held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds and are treated as cash equivalents, amounting to $179,150,299 and $175,986,308, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares will be charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units have been charged to shareholder’s equity, as the Public Warrants and Private Placement Warrants, after management’s evaluation, have been accounted for under equity treatment.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three and six months ended June 30, 2026:

	For the Three Months Ended
	June 30, 2026
	Class A Redeemable	Class A Non- redeemable	Class B Non- redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,003,805	$26,186	$334,602
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	450,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Six Months Ended
	June 30, 2026
	Class A Redeemable	Class A Non- redeemable	Class B Non- redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$2,023,700	$52,792	$674,567
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	450,000	5,750,000
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.12

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the period from April 1, 2025 (inception) through June 30, 2025:

For the Period From April 1, 2025 (Inception) Through June 30, 2025
Net loss	$(77,014)
Basic and diluted weighted average Class B ordinary shares outstanding(1)	5,000,000
Basic and diluted net loss per share	$(0.02)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 6). On July 17, 2025, the underwriters fully exercised their Over-Allotment Option. As such, no Class B ordinary shares were forfeited.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,092,629)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,288,574)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	15,867,511
Class A ordinary shares subject to possible redemption at December 31, 2025	175,986,308
Accretion of Class A ordinary shares subject to possible redemption	3,163,991
Class A ordinary shares subject to possible redemption at June 30, 2026	$179,150,299

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

Note 5 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which includes the following:

June 30, 2026
Cash and cash equivalents	$1,019,450
Cash and cash equivalents held in Trust Account	$179,150,299

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative expenses	$145,472	$253,157
Administrative expense – related party	$90,000	$180,000
Income on cash and cash equivalents in Trust Account	$1,590,405	$3,163,991

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Promissory Note - Related Party

On April 3, 2025, the Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of July 17, 2025, the Company had borrowed $223,827 under the Promissory Note. On July 17, 2025, the Company paid $249,981 to the Sponsor, resulting in an overpayment of $26,154 that was recorded as a due from related party. On December 31, 2025, the Sponsor paid the Company $26,154. As a result, the related party receivable has been reduced to $0. The Promissory Note was non-interest bearing and no amounts are outstanding as of June 30, 2026 and December 31, 2025. Borrowings under the Promissory Note are no longer available.

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

As of June 30, 2026 and December 31, 2025, there was $317,395 and $137,395, respectively, due to related party pursuant to the Administrative Services and Indemnification Agreement. The Company incurred $90,000 and $180,000, respectively, for the three and six months ended June 30, 2026. Amounts have been included in administrative expense – related party in the accompanying condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Any Working Capital Loans are convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”) at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company had no Working Capital Loans.

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

Note 8 – Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 400,000,000 Class A ordinary shares, par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, 450,000 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue a total of 80,000,000 Class B ordinary shares, par value of $0.0001 per share. On April 4, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. At June 30, 2026 and December 31, 2025, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

Warrants - As of June 30, 2026 and December 31, 2025, there were 8,850,000 Warrants outstanding, including 8,625,000 Public Warrants and 225,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025 filed with the SEC on March 20, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of June 30, 2026, we had not commenced any operations. All activity from inception through June 30, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,364,593, which consisted of income on Money Market Funds held in the Trust Account of $1,590,405 and dividend and interest income of $9,660, offset by general and administrative expenses of $145,472 and administrative expense – related party of $90,000.

For the six months ended June 30, 2026, we had net income of $2,751,059, which consisted of income on Money Market Funds held in the Trust Account of $3,163,991 and dividend and interest income of $20,225, offset by general and administrative expenses of $253,157 and administrative expense – related party of $180,000. For the period from April 1, 2025 (inception) through June 30, 2025, we had net loss of $77,014, which consisted of formation, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had $1,019,450 in cash and cash equivalents held outside of the Trust Account and working capital of $668,155.

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

For the six months ended June 30, 2026, net cash used in operating activities was $210,506. Net income of $2,751,059, was adjusted by income on investments in Trust Account of $3,163,991, and $202,426 changes in operating assets and liabilities.

As of June 30, 2026, we had cash and cash equivalents held in the Trust Account of $179,150,299 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $1,019,450 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2026, we did not have any outstanding working capital loans.

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

The Company has until April 17, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements – Going Concern (“ASC 205-40”), management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 17, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2025, we issued an aggregate of 5,750,000 Class B ordinary shares in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sale.

On July 17, 2025, we consummated our Initial Public Offering of 17,250,000 Units at $10.00 per Unit, including the issuance of 2,250,000 Units as a result of the underwriters’ full exercise of their Over-Allotment Option, generating gross proceeds to the Company of $172,500,000. Stifel, Nicolaus & Company, Incorporated acted as the underwriter. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288078). The SEC declared the registration statement effective on July 15, 2025.

Simultaneously with the consummation of the Initial Public Offering, on July 17, 2025, we consummated the private sale of an aggregate of 450,000 Sponsor Private Placement Units to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds of $4,500,000. The Private Placement Units are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sale.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARIUS CAPITAL ACQUISITION CORP.

Date: August 13, 2026		/s/ Richard H. Haywood, Jr.
	Name:	Richard H. Haywood, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony DeLuca
	Name:	Anthony DeLuca
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)