Form 10-Q
period 2026-09-30
Solarius Capital Acquisition Corp.
filed 2026-11-12
CIK 2065948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 17,700,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SOLARIUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SOLARIUS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$718,656	$1,229,956
Prepaid expenses - current	80,560	72,500
Total Current Assets	799,216	1,302,456
Prepaid expenses - non-current	-	39,173
Cash and cash equivalents held in Trust Account	180,774,546	175,986,308
Total Assets	$181,573,762	$177,327,937

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$113,000	$90,000
Accounts payable	8,512	30,224
Due to related party	241,395	137,395
Total Current Liabilities	362,907	257,619
Deferred underwriting commissions	7,350,000	7,350,000
Total Liabilities	7,712,907	7,607,619

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at an approximate redemption value of $10.48 and $10.20 at September 30, 2026 and December 31, 2025, respectively	180,774,546	175,986,308

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026, and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2026, and December 31, 2025	45	45
Class B ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2026, and December 31, 2025	575	575
Additional paid-in capital	-	-
Accumulated deficit	(6,914,311)	(6,266,610)
Total Shareholders’ Deficit	(6,913,691)	(6,265,990)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$181,573,762	$177,327,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended			For the Nine Months Ended	For the Period From April 1, 2025 (Inception) Through
	September 30,			September 30,	September 30,
	2026	2025		2026	2025
General and administrative expenses	152,981	201,298		406,139	278,312
Administrative expense – related party	90,000	73,548		270,000	73,548
Loss from operations	(242,981)	(274,846)		(676,139)	(351,860)

Other income:
Income on cash and cash equivalents in Trust Account	1,624,247	897,501		4,788,238	897,501
Dividend and interest income	8,212	7,654		28,437	7,654
Other income, net	1,632,459	905,155		4,816,675	905,155
Net income (loss)	$1,389,478	$630,309		$4,140,536	$553,295

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	14,250,000		17,250,000	7,163,934

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.03		$0.18	$0.04

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	450,000	371,739		450,000	186,885

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.06	$0.03		0.18	$0.04

Basic weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,619,565	(1)	5,750,000	5,311,475	(1)

Basic net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$0.03		0.18	$0.04

Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	5,750,000	5,750,000		5,750,000	5,750,000

Diluted net income (loss) per share, non-redeemable Class B ordinary shares	$0.06	$0.03		0.18	$0.04

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 6). On July 17, 2025, the underwriters fully exercised their Over-Allotment Option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	450,000	$45	5,750,000	$575	$-	$(6,266,610)	$(6,265,990)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,573,586)	(1,573,586)
Net income	-	-	-	-	-	1,386,466	1,386,466
Balance - March 31, 2026 (unaudited)	450,000	$45	5,750,000	$575	$-	$(6,453,730)	$(6,453,110)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,590,405)	(1,590,405)
Net income	-	-	-	-	-	1,364,593	1,364,593
Balance - June 30, 2026 (unaudited)	450,000	$45	5,750,000	$575	$-	$(6,679,542)	$(6,678,922)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,624,247)	(1,624,247)
Net income	-	-	-	-	-	1,389,478	1,389,478
Balance - September 30, 2026 (unaudited)	450,000	$45	5,750,000	$575	$-	$(6,914,311)	$(6,913,691)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND THE PERIOD FROM APRIL 1, 2025
(INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(77,014)	(77,014)
Balance – June 30, 2025	—	—	5,750,000	$575	$24,425	$(77,014)	$(52,014)
Fair value of Public Warrants included in Public Units	—	—	—	—	3,092,629	—	3,092,629
Sale of Private Placement Units	450,000	45	—	—	4,499,955	—	4,500,000
Allocated value of transaction costs to warrants	—	—	—	—	(169,568)	—	(169,568)
Reimbursement of underwriting fees	—	—	—	—	65,000	—	65,000
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(7,512,441)	(6,628,763)	(14,141,204)
Net income	—	—	—	—	—	630,309	630,309
Balance – September 30, 2025	450,000	$45	5,750,000	$575	$—	$(6,075,468)	$(6,074,848)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value, which were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters in the Initial Public Offering (see Note 6). On July 17, 2025, the underwriters fully exercised their Over-Allotment Option. As such, no Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Period From April 1, 2025 (Inception) Through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,140,536	$553,295
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor under promissory note - related party	-	27,343
Formation, general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Income on cash and cash equivalents in Trust Account	(4,788,238)	(897,501)
Changes in operating assets and liabilities:
Prepaid expenses	31,113	(152,298)
Due to related party	104,000	47,395
Accounts payable	(21,711)	5,513
Accrued expenses	23,000	91,188
Net cash used in operating activities	(511,300)	(300,065)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(173,362,500)
Net cash used in investing activities	-	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units	-	172,500,000
Proceeds from Private Placement Units	-	4,500,000
Payment of underwriting fee, net	-	(1,435,000)
Payment of promissory note – related party	-	(223,827)
Proceeds from promissory note – related party	-	180,000
Payment of offering costs	-	(591,658)
Net cash provided by financing activities	-	174,929,515

Net change in Cash and cash equivalents	(511,300)	1,266,950
Cash and cash equivalents - Beginning of period	1,229,956	-
Cash and cash equivalents - End of period	$718,656	$1,266,950

Non-cash Investing and Financing Activities:
Deferred offering costs paid through promissory note – related party	$-	$16,484
Deferred underwriting commissions	$-	$7,350,000
Remeasurement of Class A ordinary shares subject to possible redemption	$-	$14,141,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOLARIUS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from April 1, 2025 (inception) through September 30, 2026, relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $718,656 of cash and cash equivalents and working capital of $436,309. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of Founder Shares (as defined in Note 6), and up to $400,000 under the Promissory Note (as defined in Note 6). On July 17, 2025, the Promissory Note was repaid in full.

The Company has until April 17, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”) management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 17, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $718,656 and $1,229,956 in cash equivalents, respectively, as of September 30, 2026, and December 31, 2025.

Cash and Cash Equivalents held in Trust Account

At September 30, 2026, and December 31, 2025, substantially all of the assets in the Trust Account were held in money market funds and are treated as cash equivalents, amounting to $180,774,546 and $175,986,308, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three and nine months ended September 30, 2026:
	For the Three Months Ended
	September 30, 2026
	Class A Redeemable	Class A Non- redeemable	Class B Non- redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,022,111	$26,664	$340,704
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	450,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Nine Months Ended
	September 30, 2026
	Class A Redeemable	Class A Non- redeemable	Class B Non- redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$3,045,810	$79,456	$1,015,270
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	450,000	5,750,000
Basic and diluted net income per ordinary share	$0.18	$0.18	$0.18

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended September 30, 2025 and the period from April 1, 2025 (inception) through September 30, 2025:
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:
Gross proceeds from Initial Public Offering	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,092,629)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,288,574)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	15,867,511
Class A ordinary shares subject to possible redemption at December 31, 2025	175,986,308
Accretion of Class A ordinary shares subject to possible redemption	4,788,238
Class A ordinary shares subject to possible redemption at September 30, 2026	$180,774,546

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

Note 5 - Segment Information

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

September 30, 2026
Cash and cash equivalents	$718,656
Cash and cash equivalents held in Trust Account	$180,774,546

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2026	2026
General and administrative expenses	$152,981	$406,139
Administrative expense - related party	$90,000	$270,000
Income on cash and cash equivalents in Trust Account	$1,624,247	$4,788,238

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

Promissory Note - Related Party

On April 3, 2025, the Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of July 17, 2025, the Company had borrowed $223,827 under the Promissory Note. On July 17, 2025, the Company paid $249,981 to the Sponsor, resulting in an overpayment of $26,154 that was recorded as a due from related party. On December 31, 2025, the Sponsor paid the Company $26,154. As a result, the related party receivable has been reduced to $0. The Promissory Note was non-interest bearing and no amounts are outstanding as of September 30, 2026 and December 31, 2025. Borrowings under the Promissory Note are no longer available.

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

As of September 30, 2026 and December 31, 2025, there was $241,395 and $137,395, respectively, due to related party pursuant to the Administrative Services and Indemnification Agreement. The Company incurred $90,000 and $270,000, respectively, for the three and nine months ended September 30, 2026. Amounts have been included in administrative expense - related party in the accompanying condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Any Working Capital Loans are convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”) at the option of the lender. As of September 30, 2026 and December 31, 2025, the Company had no Working Capital Loans.

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

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 400,000,000 Class A ordinary shares, par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, 450,000 shares of Class A ordinary shares were issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue a total of 80,000,000 Class B ordinary shares, par value of $0.0001 per share. On April 4, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. At September 30, 2026 and December 31, 2025, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

Warrants - As of September 30, 2026 and December 31, 2025, there were 8,850,000 Warrants outstanding, including 8,625,000 Public Warrants and 225,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 9 - Fair Value Measurements

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

Results of Operations

As of September 30, 2026, we had not commenced any operations. All activity from inception through September 30, 2026 relates to our formation and our Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,389,478, which consisted of income on Money Market Funds held in the Trust Account of $1,624,247 and dividend and interest income of $8,212, offset by general and administrative expenses of $152,981 and administrative expense - related party of $90,000.

For the nine months ended September 30, 2026, we had net income of $4,140,536, which consisted of income on Money Market Funds held in the Trust Account of $4,788,238 and dividend and interest income of $28,437, offset by general and administrative expenses of $406,139 and administrative expense - related party of $270,000.

For the three months ended September 30, 2025, we had net income of $630,309, which consisted of income on Money Market Funds held in the Trust Account of $897,501 and dividend and interest income of $7,654, offset by general and administrative expenses of $201,298 and administrative expense - related party of $73,548.

For the period from April 1, 2025 (inception) through June 30, 2025, we had net loss of $77,014, which consisted of formation, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, we had $718,656 in cash and cash equivalents held outside of the Trust Account and working capital of $436,309.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $511,300. Net income of $4,140,536, was adjusted by income on investments in Trust Account of $4,788,238, and $136,402 changes in operating assets and liabilities.

As of September 30, 2026, we had cash and cash equivalents held in the Trust Account of $180,774,546 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $718,656 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2026, we did not have any outstanding working capital loans.

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

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by April 17, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2026.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective January 1, 2025, and determined there is no material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Arrangements.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLARIUS CAPITAL ACQUISITION CORP.

Date: November 12, 2026		/s/ Richard H. Haywood, Jr.
	Name:	Richard H. Haywood, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony DeLuca
	Name:	Anthony DeLuca
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)